Form 10KSB40
period 2001-06-30
FIBR PLAST CORP
filed 2002-04-03
CIK 1094592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM         TO
                                          -------    -------

                          COMMISSION FILE NO. 333-89873

                             FIBR-PLAST CORPORATION.
                 (Name of Small Business Issuer in its Charter)

                OKLAHOMA                                73-1543658
         ----------------------                         ----------
         (State or Other Juris-          (I.R.S. Employer Identification number)
         diction of Incorporation
         or Organization)

            3225 S. NORWOOD, SUITE 100, TULSA, OK         74135
            ------------------------------------------------------
            (Address of Principal Executive Offices)    (Zip Code)

Issuer's Telephone Number 918-622-0696


Securities Registered under Section 12(b) of the Exchange Act:

                           None

Securities Registered under Section 12(g) of the Exchange Act:

                           None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days:

                           YES [ ]                    NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year

                           -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

                  No public market has ever existed for the issuer's common equity and the issuer made no sales thereof during the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  11,720,026 shares of Common Stock as of March 15, 2002

If the following documents are incorporated by reference, briefly describe them and identify the Part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:

                                 Not Applicable

Transitional Small Business Disclosure Format (check one):

                           YES [ ]                    NO [X]

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

         (a) BUSINESS DEVELOPMENT

         We are an Oklahoma corporation formed on April 2, 1998.

         Fibr-Plast, a wood alternative product from recycled, solid waste, post industrial and consumer materials, was developed by a Canadian company which, realizing the need for affordable housing worldwide, created a product that could be made from existing waste materials and be used as a wood alternative in low cost building products. Our former Vice President, Wayne H. Ford, was an employee of the Canadian company.

         We have not manufactured or sold any Fibr-Plast. Subsequent to June 30, 2001, our joint venture partner has manufactured and sold limited quantities of Fibr-Plast used for fencing and shipping crates.

         We are the successor to Urban Resource Technologies, Inc., an Oklahoma corporation that was formed to engage in the business of manufacturing and selling Fibr-Plast. Both Urban and us had the same founders. Shortly after Urban was formed, the founders decided that it would be beneficial to operate under the name "Fibr-Plast Corporation." In order to effect a name change, rather than actually change the name of Urban, the founders formed Fibr-Plast Corporation, an Oklahoma corporation, to carry on Urban's proposed business. We agreed to issue 413,100 shares of our common stock to Urban's shareholders on a one-for-one basis. Although Urban incurred approximately $103,000 in start-up costs, it did not manufacture or sell Fibr-Plast.

         (b) BUSINESS OF ISSUER

         Many landfills in the United States are becoming filled with materials that consist in significant part of plastics and fibrous materials. The filling of landfills has become a serious environmental, economic and political problem in the United States. We believe that much of the plastic and fibrous materials that otherwise would be deposited in landfills can be obtained at economically advantageous prices and recycled into Fibr-Plast.

         We believe that Fibr-Plast can be molded into a virtually unlimited number of shapes, sizes, strengths and densities. We believe that Fibr-Plast is resistant to termites and other insects, is rot proof, has a high insulation rating, is relatively sound deadening and can be made in different fire retardant ratings. In our limited experience, we have found that Fibr-Plast, unlike wood, will not split or splinter, twist or warp, has no knots, and every piece can be made virtually identical to each other.

         We expect that initially Fibr-Plast will be used for the following:

         o FENCING POSTS - We intend to concentrate our initial production on fencing posts because of a significant potential market and the general ability of the consumer to use fencing posts without regulatory approval or examination.

         o LANDSCAPE TIES - Landscape ties are widely used as decorative items in both residential and commercial applications. They are available through retail nursery and home improvement outlets.

         o RAILROAD TIES - The ties will initially be sized specifically for the railroad industry to be used as replacement ties for the conventional creosote treated, toxic ties currently being used. We believe that our railroad ties will have several advantages over the standard wood ties used today because they will be designed to be termite resistant, rot proof and fire resistant. We also believe that our railroad ties can obtain widespread usage in the landscape industry as an alternative for wood retaining walls and similar structures.

         o ROOF TILE - We believe that the roof tile made of Fibr-Plast can be used for a variety of buildings, including homes and multipurpose outbuildings. Flame-retardants will be added during the manufacturing process to comply with regulatory standards. We expect to produce several grades and styles of roof tile, distinguishable by the amount of flame retardant used and the level of finish and color needed to produce desired "curb appeal." Styles will include corrugated tiles, shakes, and barrel tiles.

         o STACKING LOG PROFILES - The logs can be manufactured and cut into a variety of lengths to accommodate the end user and project. The logs will be designed to stack on top of each other with notches cut at the ends to allow the system to interlock together. If desired, they can be further secured by nails, screws or glue. Subject to compliance with building codes, we believe that walls can be made up to ten feet in length and door and window headers can be made up to three feet in length without additional structural support.

         o ALTERNATIVE LUMBER - We intend to produce Fibr-Plast boards in various lengths up to ten feet. The boards will be able to be sawed, screwed, nailed, glued, routed, sanded, patched and painted.

         Because the selection of actual products that we intend to manufacture will be dictated by the demand for those products, we do not now know which products we will initially produce. We believe however, that it is likely that our initial production will consist of fencing posts and landscape ties. We intend to produce other products only if we encounter sufficient demand for them.

         We believe that Fibr-Plast can also be used for the manufacture of:

         o        pallets for the shipping and storage industries

         o        doweling for the pallet industry

         o        dunnage boards for the lumber industry

         o        sound barrier walls for the transportation industry

         o        retaining walls for the construction industry

         o        decking materials

         We anticipate that most potential purchasers of Fibr-Plast products will subject the products to strenuous testing before placing any meaningful orders with us. We cannot assure you that any potential customer of Fibr-Plast products will purchase any of the products after the conclusion of testing.

         Because Fibr-Plast has only been used in small amounts for a relatively short period of time, we cannot be sure that Fibr-Plast will maintain its initial strength and other qualities for an extended period of time. If through testing or experience, Fibr-Plast is found to not withstand the elements and stresses imposed on it by nature and through use, unless we can adequately improve Fibr-Plast at a reasonable cost, our business, operations and financial condition will be adversely affected. Because of our limited resources and our present inability to manufacture Fibr-Plast, neither our prospective customers nor we have been able to conduct testing sufficient to determine the endurance or any other characteristic of Fibr-Plast.

         Because Fibr-Plast cannot obtain widespread acceptance as a building material unless it meets local and regional building codes, we cannot assure you that Fibr-Plast will ever be accepted for construction use.

         o Local and regional building codes provide strict standards for the types of building materials for which we intend Fibr-Plast to be utilized.

         o We have not submitted Fibr-Plast to any code enforcement agency.

         o If we cannot obtain widespread acceptance from code enforcement agencies for Fibr-Plast, you can expect to lose all or a substantial portion of your investment in our common stock.

         Because our ability to sell meaningful amounts of Fibr-Plast is dependent, in part, upon the continued or increased levels of demand for building materials, we could be adversely affected by a downturn in the building industry which has been both a cyclical and volatile industry. A decrease in the number of building starts could result in a material downturn in the building industry that would have a material adverse effect on our business, results of operations and financial condition.

         Because Fibr-Plast is not patentable and neither Fibr-Plast nor its general manufacturing process is proprietary, we cannot assure you that others have not or will not manufacture and sell the same or substantially the same product.

         We will not be able to manufacture Fibr-Plast unless we can obtain substantial capital. We have received no commitments for capital from others and have not sold any of the 5,000,000 shares of our common stock that we registered with the Securities and Exchange Commission in July 2001 for public sale at $2.00 per share. There can be no assurance that we will ever obtain any capital.

         On August 29, 2000 we entered into an agreement with Samuel Slavens and Inland Island, Inc., an Oklahoma corporation controlled by Mr. Slavens. Mr. Slavens and Inland Island are collectively referred to in this Annual Report as the "Slavens Group." The purpose of the agreement was the creation of a joint venture between the Slavens Group and us. In order to accomplish the joint venture, TJS Plastics, Inc. was formed as an Oklahoma corporation. We own half of the outstanding common stock of TJS and the Slavens Group owns the other half. The Slavens Group and we have agreed to significant restrictions relating to the sale, transfer, encumbrance or other disposition of the outstanding shares of TJS. The Board of Directors of TJS consists of our Executive Vice-President, our Senior Vice President, Mr. Slavens and a designee of Mr. Slavens. We do not intend to use any proceeds from the sale of the shares in connection with the joint venture.

         The Slavens Group agreed to invest sufficient funds, in the opinion of the Board of Directors of TJS, to purchase the equipment necessary to produce Fibr-Plast. The Slavens Group also agreed to purchase a building suitable for a plant for the manufacture of Fibr-Plast and to make the necessary down payment. Mr. Slavens has advised us that Inland Island purchased a building in Tulsa, Oklahoma for that purpose for $235,000 and paid a down payment of $20,000. The Slavens Group has also advised us that it obtained a loan of $245,000 the proceeds of which were used in the plant facility.

         TJS does not intend to use a specialized mixer-extruder in its plant because of cost considerations. Instead, we have paid $10,000 to the Slavens Group for molds. We have also agreed to license the name "Fibr-Plast" to TJS and to disclose our technology to TJS and the Slavens Group. We have agreed to market and sell Fibr-Plast products for TJS although the terms and conditions of the marketing arrangements have not yet been determined.

         We initially agreed that after the Slavens Group completed and equipped the manufacturing facility, we would issue 300,000 shares of our common stock to the Slavens Group plus an additional 300,000 shares one year later if, at that time, the Slavens Group has continued to comply with the terms of our agreement. Because the Slavens Group had undertaken and performed certain responsibilities not contemplated in our agreement with it, in April, 2001 we issued the full amount of 600,000 shares to the Slavens Group. We also agreed to issue options to the Slavens Group which would permit it to purchase up to 250,000 shares of our common stock at $.25 per share for a period of three years subject to continued compliance by the Slavens Group with the terms of our agreement.

         On December 12, 2001 we entered into a written amendment to the original agreement. The amendment provided that the Slavens Group would receive 300,000 shares rather than the 600,000 shares originally agreed upon. In addition, instead of the options for 250,000 shares, we agreed to issue options to the Slavens Group which would permit it to purchase up to 300,000 shares of our common stock at $1.00 per share to be issued within 24 months after TJS has first had three consecutive months of positive earnings. In the amendment, the Slavens Group agreed to transfer all of the assets, subject to the liabilities, of the manufacturing facility to TJS. The transfer of the assets has not yet occurred. At the time of the amendment, the Slavens Group advised us that the liabilities were approximately $550,000. Although not our intent, the amendment can be interpreted to constitute our agreement to be jointly liable with TJS to certain creditors of TJS for liabilities of approximately $600,000. At the time of the amendment, we paid the Slavens Group $30,000 and agreed to pay an additional $70,000 not later than September 1, 2002. We are attempting to obtain written acknowledgement from the Slavens Group confirming that we have not agreed to joint liability.

         TJS has agreed to make mortgage payments on the building of $1,909 per month. If, however, TJS is unable to do so, then the Slavens Group has agreed to make payments and TJS shall be obligated to reimburse the Slavens Group. To the extent that TJS makes mortgage payments, it shall receive an equitable interest in the building. To the extent that TJS has available cash, it will use 70% of its cash to reimburse the Slavens Group for all expenditures it makes on behalf of TJS including the purchase of equipment. We are unaware of the financial resources, if any, of the Slavens Group. Therefore, we have only the assurance of Mr. Slavens that the Slavens Group has sufficient resources to comply with our agreement.

         The Slavens Group, under the supervision of the Board of Directors of TJS, will manage and direct manufacturing functions and, in the future, may be compensated for its services.

         During the term of the joint venture with the Slavens Group and for two years after the term, the Slavens Group may not make any products from Fibr-Plast using our technology.

         In the event that we and the Slavens Group cannot agree upon the management and operation of TJS, each of the parties has certain rights to purchase the other party's shares of TJS at fair market value.

         The Slavens Group is negotiating with a bank for a loan to TJS of up to $1,500,000 to be secured by the assets of TJS. If the loan is granted, we intend to guaranty TJS's obligation to repay the loan. There can be no assurance that any loan will be granted on terms acceptable to TJS, if at all.

RAW MATERIALS

         Fibr-Plast will consist of fibrous materials and plastics. The relative amounts will be based on density and strength requirements of the finished product. Substantially all the Fibr-Plast that has been manufactured by our joint venture has not contained any fibrous materials. We plan to manufacture Fibr-Plast from post industrial and consumer waste materials. No virgin materials will be used.

         We believe that virtually any form of plastic is suitable for the manufacture of Fibr-Plast, even contaminated plastics, such as plastic containers, that originally contained oil and detergents.

         We believe that because of the high temperatures utilized during the manufacturing process, we can use the containers without any special handling or decontamination. Furthermore, we believe that there is an abundance of these plastic containers, with relatively little demand. We also intend to use polystyrene, the material used in styrofoam cups and dishes, which is virtually nonbiodegradable.

         Fibrous materials act as the "glue" in holding the product together. The fibrous materials, which we intend to use, consist of the following:

         o        newspapers

         o        books

         o        magazines

         o        paper

         o        telephone books

         o        cardboard

         o        carpet

         o        nylon fluff (a byproduct of the tire recycling industry)

         o        sludge from paper mills

         According to a 1995 EPA Waste Characterization Report, paper was the largest category in U.S. municipal solid waste systems, representing approximately 39 percent of waste generated before recycling and approximately 33 percent of waste disposed in landfills. According to Resource Recycling, over 12 million tons of scrap paper are generated each year by office workers in the U.S., or the equivalent of 135 sheets of paper per employee per day.

         We believe that the recyclable raw materials will be readily available to us through existing recycling programs. In addition, we intend to establish our own programs with major producers of waste in areas where our plants are to be located. It is likely, however, that as more uses are developed for recycled materials, prices will rise and availability will decrease. Those circumstances can be expected to adversely affect our business, financial condition and results of operations.

MANUFACTURING

         When the recycled raw materials arrive at a Fibr-Plast plant, they will be unloaded and separated, if necessary. They will then be loaded onto two separate conveyor belts by forklift. One belt will be used for fibrous materials and the other for plastics. The materials will be granulated and the plastics will also be shredded. After we confirm the quality of the processing, we will deposit the pieces into separate storage silos. When we are ready for production, we will deposit the pieces in production feed silos and weigh them to determine the ratio of fiber to plastic. The ratios will be adjusted for strength and density. The materials will then be dumped into a crammer feed auger. Optional ingredients can be added, such as fire retardants, colors and U/V agents to meet the requirements of the particular customer. The mixture will then be sent to a high-speed blender that will mechanically mix and plasticize the mixture before sending it to an extruder. The extruder will pump the material through a molding mechanism. The finished product will then be moved onto a slow moving cooling conveyor where the pliable end product will be cooled and stabilized or molded into the appropriate shape.

         We believe that a plant to manufacture Fibr-Plast can become operational within ninety days after we have acquired the necessary machinery and equipment. We have assumed that we will be able to obtain all permits required to open and operate the plant during that time. If that process requires more time than we anticipate, our proposed business will be adversely affected.

         Other than a specialized mixer-extruder, we believe that all machinery and equipment necessary to manufacture Fibr-Plast is and will continue to be readily available. The specialized mixer-extruder, which is the subject of our patent, can be constructed to our specifications from readily available parts. We do not believe we will encounter any significant difficulty in obtaining the specialized mixer-extruder for the price we have allocated or during the time period that we have projected. Initially, we plan to utilize readily available conventional molds rather than the specialized mixer-extruder.

         In the event that we are unable to use the specialized mixer-extruder, we will use conventional molds and an automated assembly line. If we use conventional molds, we will require more physical space and manpower to manufacture Fibr-Plast and have less control over its density.

         Because we have never manufactured Fibr-Plast and the Canadian company only manufactured limited quantities of Fibr-Plast, we cannot assure you that Fibr-Plast can be produced in relatively large quantities on an economical basis or without significant quality control problems. We may encounter quality control or other unanticipated production problems, delays and costs when we begin the manufacturing process. Unless we can economically and timely manufacture Fibr-Plast in relatively large quantities, you can expect to lose your investment in our common stock.

INTELLECTUAL PROPERTY

         Fibr-Plast is not patentable. Neither Fibr-Plast nor its general manufacturing process is proprietary.

         Prior to entering into discussions with third parties regarding our technology, we intend to require them to enter into a confidentiality agreement. We cannot assure you that this measure will provide adequate protection for our intellectual property.

         In December 1998 we filed a patent application entitled "Method and Apparatus for Extruding Shape Products from Recycled Plastic Materials." The claims in the application relate to a mixer-extruder of the type designed to mix, heat and extrude a mix of shredded plastic materials and shredded fibrous materials. The inventive features of the claims involve the method of operation whereby the mixer-extruder can produce the desired continuous beam.

         In March 2000 we received a letter from the attorneys for an inventor unrelated to us claiming to hold a patent on the mixer-extruder that is the subject of our patent application. We believe that if a viable product could be produced under that inventor's patent, the use of our patent would probably be an infringement. Although we were aware of the inventor's patent, Mr. Ford had advised us that the process and apparatus of that patent did not work because no viable product could be produced. We were advised by our intellectual property counsel that under those circumstances, the inventor's patent would not be operative. We have not verified Mr. Ford's advice to us.

         In February 2001 our patent was issued. We cannot assure you that our patent in connection with our mixer-extruder design will be valid or not successfully challenged by others.

         Although we do not believe that our ability to utilize the mixer-extruder is critical to our success, if we cannot use the mixer-extruder our projected production costs will increase and we will have less control over the qualities of the finished product.

         Because of our limited resources, we may be unable to protect our patent or to challenge others who may infringe upon our patent. Because many holders of patents in the building material industry have substantially greater resources than we do and patent litigation is very expensive, we may not have the resources necessary to challenge successfully the validity of patents held by others or withstand claims of infringement or challenges to any patent we may obtain. Even if we prevail, the cost of litigation could have a material adverse effect on us.

         Because building products and their related manufacturing processes are covered by a large number of patents and patent applications in the United States remain confidential until a patent is issued, infringement actions may be instituted against us if we use or are suspected of using technology, processes or other subject matter that is claimed under patents of others. An adverse outcome in any future patent dispute could subject us to significant liabilities to third-parties, require disputed rights to be licensed or require us to cease using the infringed technology.

         If we infringe patents or proprietary rights of others, we may be required to modify the composition of Fibr-Plast or the method of manufacture or obtain a license. We may not be able to adequately modify the design or obtain a license on terms not unfavorable to us, if at all.

         In July 2000, a Notice of Allowance was issued by the U.S. Patent and Trademark Office for a trademark for the trade name "Fibr-Plast." We have filed a Statement of Use with the U.S. Patent and Trademark Office and we are awaiting receipt of the registration of the trademark.

         Because trade secrets and other means of protection that we may rely on may not adequately protect us, our intellectual property may become available to others. We will rely on trade secrets, copyright law, employee and third-party nondisclosure agreements and other protective measures to protect some of our intellectual property. These measures may not provide meaningful protection to us.

         The laws of many foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States, if at all.

MARKETING

         We intend to market Fibr-Plast through independent sales representatives. The representatives will receive commissions based upon the amount of sales made by them. Although we have had preliminary discussions with potential sales representatives, we cannot assure you that we can retain suitable sales representatives on commercially reasonable terms.

         We intend to develop strong brand awareness for Fibr-Plast. If, however, we cannot develop and then increase brand awareness for Fibr-Plast, we will not be successful.

COMPETITION

         We expect to encounter intense competition in virtually all of our proposed products from both large and small producers. Competing companies will include producers of wood products as well as wood substitutes. Substantially all manufacturers of products that will compete with Fibr-Plast have substantially greater financial resources than we do. Because most of our proposed products will essentially be commodities, we expect intense price competition, particularly in periods of excess supply. Intense competitive pressures could have a material adverse effect on our proposed business.

         Companies with substantially larger expertise and resources than those available to us may develop or market new, similar or identical products that directly compete with Fibr-Plast. Because the technologies utilized by the building materials industry are rapidly changing, competitors may develop technologies or products that render Fibr-Plast less marketable or obsolete. If we are unable to continually enhance and improve our product and to develop or acquire and market new products, we may be unable to compete with others. We may not be able to successfully enhance any product or develop or acquire new products primarily because of our limited resources.

         Limitations due to the number of vendors and others willing to deal with an entity of our small size and the terms on which we may be able to obtain raw materials could place us at a competitive disadvantage. In addition, companies with substantially larger expertise and resources than those available to us may develop or market new products that directly compete with Fibr-Plast.

         We expect to compete primarily with producers of timber. The supply of timber is significantly affected by land use management policies of the United States government, which in recent years has limited and is likely to continue to limit the amount of timber offered for sale by certain United States government agencies. Any change of government land use management policies that substantially increases sales of timber by United States government agencies could significantly reduce prices for logs, lumber, and other forest products. The demand for logs and manufactured wood products also has been, and in the future can be expected to be, subject to cyclical fluctuations. The demand for logs and manufactured wood products is primarily affected by the level of housing starts, repair and remodeling activity, industrial wood product use, competition from non-wood products, and the demand for pulp and paper products. These factors are subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions, competitive pressures, and other factors.

ENVIRONMENTAL REGULATION

         Our proposed manufacturing operations will be subject to federal, state and local environmental laws and regulations, including laws relating to water, air, solid waste and hazardous substances. If we fail to comply with these requirements, we may incur significant costs, civil and criminal penalties, and liabilities. We intend to maintain an environmental compliance program and periodically conduct internal environmental compliance reviews of our facilities.

         Environmental laws and regulations have changed substantially and rapidly and we anticipate there will be continuing changes in the future. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, such as emissions of pollutants and the generation and disposal of wastes. Strict environmental restrictions and limitations can result in increased operating costs. Existing or future environmental laws and regulations, administrative proceedings or judicial actions may adversely affect us.

         We do not believe that our proposed facilities will emit any regulated substances. If, however, regulated substances are emitted that are subject to the requirements of the federal Clean Air Act, as amended, and comparable state statutes, we will be required to obtain federal operating permits under Title V of the 1990 Clean Air Act Amendments. Title V requires that major industrial sources of air pollution obtain federally enforceable permits which contain all of the applicable air quality restrictions for the facility.

         The federal Clean Water Act and comparable state statutes regulate discharges of process wastewater and requires National Pollutant Discharge Elimination System permits for discharges of industrial wastewater and storm water into regulated public waters.

         Compliance with air emissions and water discharge regulations may require us to spend material amounts of capital to maintain compliance.

         The handling and disposal of certain waste products are subject to federal and state laws, including the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," and comparable state laws. The Comprehensive Environmental act imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contribute to a release or threatened release of a hazardous substance into the environment. These persons include all owners or operators of a site at which a release or threatened release occurs, as well as any person who disposed of, or arranged for disposal of, hazardous substances at the site.

         Our operations will be subject to the requirements of the federal Occupational Safety and Health Act and comparable state statutes relating to the health and safety of employees.

EMPLOYEES

         Our executive officers are our sole employees.

         During the first year of operation of each of our proposed full size manufacturing plants, we expect to hire approximately 41 employees who will be located in the plant. The employees will consist of a plant manager, 36 additional production personnel and 4 office personnel. We anticipate that the annual compensation for all such employees will be approximately $895,760. We believe that each small plant will require approximately 20 employees during the first year of operation at an annual compensation of approximately $470,000. In addition, during the one-year period beginning at the time that we receive the proceeds of this offering, we intend to hire approximately 7 employees who will be engaged in management and corporate support positions and whose annual compensation will be approximately $185,000.

         We believe that we can attract qualified personnel on terms acceptable to us. Because, however, of our limited resources and developmental stage, our ability to attract, retain and motivate highly skilled employees is limited. Furthermore, competition for personnel in our industry is intense. We may, therefore, not be able to retain key employees or attract, assimilate or retain other highly qualified employees in the future. Because of our limited resources, we may not be able to compensate our employees at the same level as do our competitors. If we do not succeed in attracting new and qualified personnel, our business will be adversely affected.

                           FORWARD-LOOKING STATEMENTS

         Many statements made in this Annual Report are "forward-looking statements." These forward-looking statements include statements about:

         o        our ability to manufacture and distribute Fibr-Plast

         o        our capital needs

         o        the costs of manufacturing plants

         o        the qualities of Fibr-Plast

         o        potential uses of Fibr-Plast

         o        the competitiveness of the business in our industry

         o        our strategies

         o        other statements that are not historical facts

         When used in this Annual Report, the words "anticipate," "believe," "expect," "estimate," "intend" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those expressed or implied by these forward-looking statements, including:

         o        changes in general economic and business conditions

         o        actions of our competitors

         o the extent to which we are able to develop new markets for Fibr-Plast

         o        the time and expense involved in development activities

         o        the level of demand and market acceptance of our services

         o        changes in our business strategies

         o        other factors discussed in elsewhere in this Annual Report

         The forward-looking statements in this Annual Report reflect what we currently anticipate will happen. What actually happens could differ materially from what we currently anticipate will happen. We are not promising to make any public announcement when we think forward-looking statements in this prospectus are no longer accurate whether as a result of new information, what actually happens in the future or for any other reason.

ITEM 2. DESCRIPTION OF PROPERTY

         Our intellectual property is described in Item 1 above. Our offices are located in Tulsa, Oklahoma where we lease approximately 2,000 square feet of office space on a month-to-month basis. We believe other office space is and will continue to be available on commercially reasonable terms.

         In March 2002 we purchased certain hoppers, granulators, processors and other equipment from an unaffiliated company. The purchase price consisted of 300,000 shares of our common stock and an option to purchase up to 100,000 additional shares at $2.00 per share on or before March 31, 2003. We intend to use the equipment in our first proposed plant.

ITEM 3. LEGAL PROCEEDINGS

         There are no material pending or threatened legal proceedings to which we are a party or of which any of our property is the subject or to our knowledge, any proceedings contemplated by governmental authorities. We do not have any subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         I.       (a)      MARKET INFORMATION

                           There has never been a public trading market for our common equity.

                  (b) On March 15, 2002, our common stock was held by approximately 650 holders of record.

                  (c) We have never paid any cash dividends on our common stock and have no intention of paying cash dividends in the foreseeable future. We intend to retain any earnings we may realize to finance our future growth. In the event that we guaranty the obligation of TJS to repay a proposed loan as described in Item 1. above, we anticipate that the lender will require that we not pay dividends until the loan has been fully repaid.

         II. RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES

                  (a) Reference is made to the response to Item 1 of this Annual Report with respect to securities sold to the Slavens Group.

                           During the fiscal year ended June 30, 2001, we sold an aggregate of 1,670,500 shares of our common stock at $.25 per share.

                  (b) No principal underwriters were utilized in connection with the above described sales. The sales of 1,670,500 shares were made to approximately 225 private investors.

                  (c)      The consideration is described above.

                  (d) We claimed exemption from registration pursuant to the exemptions provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder and/or
                           Section 4(2) of the Securities Act of 1933, inasmuch as we believe that no public offering was involved.

                  (e)

                           (1) Our Securities Act registration statement, file no. 333-89873, became effective on July 13, 2001.

                           (2) Our offering commenced on or about July 13, 2001.

                           (3) The offering did not terminate before any securities were sold although we must file a Post-Effective Amendment to our registration statement prior to the time we may resume our offering.

                                    (i)      The offering did not terminate.

                                    (ii)     There has been no managing
                                             underwriter(s).

                                    (iii)    5,000,000 shares of common stock
                                             were registered.

                                    (iv)     No class of securities (other than
                                             a class of securities into which a
                                             class of convertible securities
                                             registered may be converted without
                                             additional payment to us) was
                                             registered.

                                    (v)      From the effective date of the
                                             Securities Act registration
                                             statement to June 30, 2001, the
                                             amount of expenses incurred for our
                                             account in connection with the
                                             proposed issuance and distribution
                                             of the securities registered for
                                             underwriting discounts and
                                             commissions, finders' fees,
                                             expenses paid to or for
                                             underwriters, other expenses and
                                             total expenses was approximately
                                             $110,000. Of the foregoing, no
                                             payments, either direct or indirect
                                             payments, were made to our
                                             directors, officers or their
                                             associates; no payments were made
                                             to persons owning ten percent or
                                             more of any class of our equity
                                             securities; and no payments were
                                             made to our other affiliates; and
                                             $110,000 was paid as direct or
                                             indirect payments to others.

                                    (vi)     We have not obtained any net
                                             offering proceeds.

                                    (vii)    We have not obtained any net
                                             offering proceeds and, therefore,
                                             did not use any net offering
                                             proceeds for construction of plant,
                                             building and facilities; purchase
                                             and installation of machinery and
                                             equipment; purchases of real
                                             estate; acquisition of other
                                             business (es); repayment of
                                             indebtedness; working capital;
                                             temporary investments; or any other
                                             purpose.

                                    (viii)   Not applicable.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S PLAN OF OPERATION

The following should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report. The discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report.

Our plan of operation is dependant in substantial part upon the sale of a minimum of 1,000,000 shares of common stock that we registered with the SEC. Although we registered 5,000,000 shares for sale at $2.00 per share, we have not sold any of the shares. We intend to shortly amend our registration statement so that we may resume our offering at $2.00 per share.

If we are able to sell at least 1,000,000 shares at $2.00 per share, our plan of operation during the 12 months after our receipt of the net proceeds of the offering is dependent upon the number of shares sold in the offering. If 5,000,000 shares are sold, we intend to open and operate two Fibr-Plast plants, each of which will be capable of producing approximately 5,000 pounds of Fibr-Plast per hour. If at least 2,500,000 shares but less than 5,000,000 shares are sold, we intend to open and operate one such plant. If less than 2,500,000 shares but at least 1,000,000 shares are sold we intend to open and operate a small Fibr-Plast manufacturing plant. We believe that the small plant will only be capable of manufacturing approximately 500 pounds of Fibr-Plast per hour. The plant will be used primarily to attract additional investors or joint venture participants and to produce a limited quantity of Fibr-Plast in an effort to gain brand recognition and market acceptance of Fibr-Plast. We do not expect to realize a significant profit, if any, if all our production is manufactured in the small plant. Although we have not determined the geographic area in which any of our plants will be located, we anticipate that during a six-month period, we can determine the location of our first plant, negotiate a suitable lease and acquire and install the necessary equipment and begin production. We anticipate that our cash expenditures for those purposes will be approximately $1,952,500 for one large plant or $205,000 for a small plant. During the six-month period, we intend to spend approximately $5,000 to locate sources of suitable quantities of the raw materials needed for production and retain sales representatives to sell our finished product. Subject to the availability of sufficient capital, we intend to open a second large plant within six months after the opening of our first plant at a similar cost.

We cannot now predict the degree of initial and continuing production, supply and sales problems, if any, that we may incur, and we cannot assure you of the accuracy of our timetable. Because our plan of operation is flexible, we expect that if we sell at least 1,000,000 shares at $2.00 per share, the net proceeds will satisfy our cash requirements for the 12 months after our receipt of the proceeds.

If our public offering of our shares is unsuccessful, we will attempt to obtain necessary capital from other sources.

Until we receive sufficient capital to operate our own plants, all production will continue to be made through our joint venture.

ITEM 7. FINANCIAL STATEMENTS

                                    CONTENTS


Independent Auditors' Report......................................................................F-1

Balance Sheets....................................................................................F-2

Statements of Operations..........................................................................F-3

Statements of Cash Flows..........................................................................F-4

Statement of Stockholders' Deficiency.............................................................F-5

Notes to Financial Statements.....................................................................F-6

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Fibr-Plast Corporation

We have audited the accompanying balance sheet of Fibr-Plast Corporation, a Development Stage Company, as of June 30, 2001, and the related statements of operations, cash flows and stockholders' equity for the years ended June 30, 2001 and 2000, and for the period from inception, April 2, 1998, to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fibr-Plast Corporation as of June 30, 2001, and the results of its operations and its cash flows for each of the two years in the period then ended and the period from inception, April 2, 1998 to June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has experienced significant losses during the development stage and has limited resources necessary to continue in operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma
October 19, 2001
(February 25, 2002 as to Note 3)

                             FIBR-PLAST CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET


                                                                         June 30,
                                                                           2001
                                                                       ------------
ASSETS
Current assets:
   Cash                                                                $      7,648
   Prepaid expense                                                           10,687
                                                                       ------------
Total current assets                                                         18,335

Certificate of Deposit                                                       30,000
Investment in joint venture                                                 160,000
Property and equipment, net                                                  12,570
Accounts receivable - related parties                                         7,167
Fibr-Plast patent, at cost                                                    5,702
Deposits                                                                      5,000
Other assets                                                                 16,922
                                                                       ------------

Total assets                                                           $    255,696
                                                                       ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                                                    $     37,434
   Accrued liabilities                                                       72,572
   Current portion of note payable                                            9,559
   Notes payable - related party                                             12,908
                                                                       ------------
Total current liabilities                                                   132,473

Note payable - bank                                                          17,394
                                                                       ------------

Total liabilities                                                           149,867

Common stock issued subject to rescission                                 1,153,069

Stockholders' deficiency:
   Common stock - par value $.00002; 25,000,000 shares authorized;
     11,524,026 and 11,153,546 shares issued including 4,706,026 and
     3,035,546 shares subject to rescission                                     136
   Additional paid-in capital                                               237,818
   Deficit accumulated during the development stage                      (1,285,194)
                                                                       ------------
Total stockholders' deficiency                                           (1,047,240)
                                                                       ------------

Total liabilities and stockholders' deficiency                         $    255,696
                                                                       ============



                       See notes to financial statements.

                             FIBR-PLAST CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                       Years ended June 30, 2001 and 2000,
       and for the Period from Inception (April 2, 1998) to June 30, 2001


                                                                 From inception
                                   Year ended June 30,         (April 2, 1998) to
                               ----------------------------         June 30,
                                   2001            2000               2001
                               ------------    ------------    ------------------
Interest income                $        812    $         --       $        812

Expenses:
    General and
    administrative expenses         391,013         484,938          1,286,006
                               ------------    ------------       ------------

Net loss                       $   (390,201)   $   (484,938)      $ (1,285,194)
                               ============    ============       ============

Weighted average shares
    outstanding,
    including shares subject
    to rescission                11,756,383      10,641,303         10,020,343
                               ============    ============       ============

Net loss per share,
    basic and diluted          $       (.03)   $       (.05)      $       (.13)
                               ============    ============       ============



                       See notes to financial statements.

                             FIBR-PLAST CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                       Years ended June 30, 2001 and 2000,
       and for the Period from Inception (April 2, 1998) to June 30, 2001

                                                                                From inception
                                                   Year ended June 30,        (April 2, 1998) to
                                              ----------------------------      June 30,
                                                  2001            2000            2001
                                              ------------    ------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                      $   (390,201)   $   (484,938)      $ (1,285,194)
Depreciation and amortization                        2,730           4,504              7,234
Contribution of services                            25,000          62,834            156,584
Changes in:
   Accounts receivable                              12,145          52,208             (7,167)
   Prepaid expense                                 (10,687)             --            (10,687)
   Deferred offering expense                            --          13,000             13,000
   Accrued liabilities                             (40,511)         13,084             72,573
   Accounts payable                                 14,315          20,811             37,434
   Other assets                                    (16,922)             --            (16,922)
                                              ------------    ------------       ------------

Net cash used in
   operating activities                           (404,131)       (318,497)        (1,033,145)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificate of deposit                 (30,000)             --            (30,000)
Investment in joint venture                        (10,000)             --            (10,000)
Purchase of property and equipment                      --          (8,116)           (18,034)
Fibr-Plast patent cost                                  --          (1,300)            (7,472)
Deposits                                            (5,000)             --             (5,000)
                                              ------------    ------------       ------------

Net cash used in investing activities              (45,000)         (9,416)           (70,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock                423,235         314,580          1,084,438
Offering expense                                        --              --            (13,000)
Proceeds from notes payable                         35,500                             42,908
Payments on note payable                            (3,047)             --             (3,047)
                                              ------------    ------------       ------------

Net cash provided by financing activities          455,688         314,580          1,111,299
                                              ------------    ------------       ------------

Increase (decrease) in cash                          6,557         (13,333)             7,648

Cash, beginning of period                            1,091          14,424                 --
                                              ------------    ------------       ------------

Cash, end of period                           $      7,648    $      1,091       $      7,648
                                              ============    ============       ============

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for investment
  in joint venture                            $    150,000    $         --       $    150,000
                                              ============    ============       ============



                       See notes to financial statements.

                             FIBR-PLAST CORPORATION
                          (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

       For the Period from Inception (April 2, 1998) to December 31, 2001

                                                                                  Deficit
                                                                                Accumulated
                                                    Common        Additional     During the
                                 Common stock       stock          Paid-in      Development
                                    Shares*         Amount         Capital         Stage             Total
                                 ------------    ------------    ------------   ------------    ------------
Issuance of shares to founders            240    $        120    $         --   $         --    $        120
Issuance of shares to Urban
   stockholders                       413,100              --              --             --              --

Net loss                                   --              --              --       (119,175)       (119,175)
                                 ------------    ------------    ------------   ------------    ------------

Balance June 30, 1998                 413,340             120              --       (119,175)       (119,055)

Issuance of shares to founders
   and affiliate                    7,999,760              40              --             --              40

Sale of common stock                1,364,126              --              --             --              --

Net loss                                   --              --              --       (290,880)       (290,880)
                                 ------------    ------------    ------------   ------------    ------------

Balance June 30, 1999               9,777,226             160              --       (410,055)       (409,895)

Net loss                                   --              --              --       (484,938)       (484,938)

Sale of common stock                1,258,320              --              --             --              --

Shares issued for services            118,000               2          62,832             --          62,834
                                 ------------    ------------    ------------   ------------    ------------

Balance June 30, 2000              11,153,546             162          62,832       (894,993)       (831,999)

Shares issued for services            100,000               2          24,998             --          25,000

Sale of common stock                1,670,480              --              --             --              --

Shares issued for investment          600,000              12         149,988             --         150,000

Founder shares repurchased
   and retired                     (2,000,000)            (40)             --             --             (40)

Net loss                                   --              --              --       (390,201)       (390,201)
                                 ------------    ------------    ------------   ------------    ------------

Balance June 30, 2001              11,524,026    $        136    $    237,818   $ (1,285,194)   $ (1,047,240)
                                 ============    ============    ============   ============    ============

* Including shares issued subject to rescission.



                       See notes to financial statements.

                             FIBR-PLAST CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2001 and 2000


NOTE 1 - DESCRIPTION OF THE BUSINESS

Fibr-Plast Corporation (the "Company") is a development stage company formed to take advantage of an existing technology process and product called "Fibr-Plast." The Fibr-Plast technology uses 100% recycled, solid waste, post consumer materials to produce an alternative wood product. It can be molded into an unlimited number of shapes and sizes, strengths and densities. The market for alternative wood products is worldwide.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and development stage operations

The Company is the successor to Urban Resource Technologies, Inc., an Oklahoma corporation ("Urban"), which was formed to manufacture and sell Fibr-Plast. Shortly after Urban was formed, the founders decided that it would be beneficial to operate under the name "Fibr-Plast Corporation." In order to effect a name change, Urban's founders incorporated Fibr-Plast Corporation, an Oklahoma corporation, on April 2, 1998, to carry on Urban's then proposed business. Urban had sold 138,100 common shares for $34,525 cash proceeds, and had issued 275,000 shares for services rendered. The Company agreed to issue its common stock for Urban's common stock on a one-for-one basis. As of June 30, 2001 and 2000, certificates for only 121,800 shares have been issued, but the total 413,100 shares are treated as being outstanding for all purposes. The cash and in-kind proceeds from the sale of Urban stock of $103,275 were expended for start-up costs and are included in the Company's net loss and deficit accumulated during the development stage for the period from inception to June 30, 2001.

During the year ended June 30, 1999, approximately $50,000 resulting from sales of approximately 200,000 shares of the Company's common stock was paid directly to the Company's founders for expenses incurred by them on the Company's behalf.

Since inception, the Company's primary focus has been raising capital for construction of a plant, and is in the development stage.

Management estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Property and equipment

Property and equipment is recorded at cost and consists of furniture and fixtures, office and other equipment. Property and equipment is depreciated on the straight-line method over estimated useful lives. Depreciation expense and accumulated depreciation in the accompanying financial statements are not material.

New accounting standards

The Company adopted SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities" effective July 1, 2000. The adoption of SFAS No. 133 did not have a material impact on the Company's financial condition, results of operations or cash flows since the Company has no derivative instruments.

Accounting standards issued but not yet adopted

In June 2001, the FASB issued SFAS No. 141, Business Combinations, which supercedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations. The most significant changes made by SFAS No. 141 are requiring the purchase method of accounting for all business combinations initiated after June 30, 2001, establishing specific criteria for the recognition of intangible assets separately from goodwill, and requiring that unallocated negative goodwill be written off immediately as an extraordinary gain. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 143, Accounting for Asset Retirement Obligations. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Currently, the Company does not expect the adoption of these new accounting standards to have a material impact on its financial statements.

SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives will continue to be amortized over their useful lives. SFAS No. 142 applies to all goodwill and intangible assets acquired after June 30, 2001.

SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, however, earlier application is encouraged.

SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long-lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001.

Reclassifications

Certain items have been reclassified to conform with their current classifications.


NOTE 3 - INVESTMENT IN JOINT VENTURE

In August 2000, the Company entered into an agreement to establish a corporate joint venture, to be owned 50% by the Company, for the purpose of constructing and operating a Fibr-Plast manufacturing facility. On December 12, 2001, the agreement was amended. Under the amended agreement, the joint venture partner is responsible for furnishing plant and equipment, providing start-up operating capital, and obtaining joint venture debt. The Company will provide a non-exclusive license to use the Fibr-Plast name, furnish manufacturing technology, and provide marketing and sales services. After making provisions for retiring indebtedness, joint venture net income shall be split equally.

As of February 25, 2002, the joint venture partner has acquired plant assets and conducted operations without transferring such assets or operations to the joint venture corporation (TJS Plastics). The Company expects joint venture assets, liabilities and operations to be transferred to TJS Plastics during 2002.

Under the initial agreement, the Company had issued 600,000 shares of common stock. Under the amended joint venture agreement, the Company is obligated as follows:

   o Issue 300,000 shares of Fibr-Plast common stock to the joint venture partner (the 600,000 shares previously issued shares will be returned).

   o Issue options for 300,000 shares of Fibr-Plast common stock, exercisable at $1.00 per share, to the joint venture partner.

   o Pay $30,000 cash to the joint venture partner in December 2001 and $70,000 on or before September 1, 2002.

NOTE 4 - DEBT

Long-term debt consists of a note payable to a bank with monthly payments of $924 including interest at 6.75% through February 2004. The note is collateralized by a $30,000 certificate of deposit and is personally guaranteed by an officer of the Company.

Maturities of long-term debt are as follows:

                     2002                         $    9,559
                     2003                             10,226
                     2004                              7,168
                                                  ----------

                                                  $   26,953
                                                  ==========


NOTE 5 - RELATED PARTIES

At the Company's inception, 240 shares of common stock were issued to the Company's founders for nominal consideration. In October 1998, the par value was changed from $.50 per share to $.00002 per share and 7,999,760 shares were issued to the Company's founders and an affiliate.

Under a settlement agreement resolving certain disputes with one of the Company's founders, 2,000,000 shares of common stock were returned to the Company and retired in fiscal 2001.

Accrued salaries payable to the Company's officers in the amount of $49,346 are included in accrued liabilities at June 30, 2001.

The Company contracted to rent office space and furniture from related parties for $2,950 per month through April 2000, and month-to-month thereafter. During the year ended June 30, 2001, the office space rental was $846 a month.


NOTE 6 - INCOME TAXES

The Company's tax loss carryforward of approximately $1,100,000 as of June 30, 2001 will expire in 2021. A valuation allowance fully offsets the tax benefit of the carryforward of approximately $375,000.


NOTE 7 - COMMON STOCK ISSUED SUBJECT TO RESCISSION

From November 1998 to June 30, 2001, the Company sold 4,706,026 shares of its common stock for cash and in-kind consideration aggregating $1,153,069. The sale of these shares may not have complied with applicable securities laws. The purchasers may be able to compel the

Company to rescind the purchases and pay interest. Management intends to make a rescission offer. Until the offer for rescission has been extended and declined, the cash and in-kind consideration received from these stock sales will be reported as a liability.


NOTE 8 - UNCERTAINTIES

The company has experienced significant losses during the development stage and has limited resources to allow it to continue as a going concern. Management intends to commence production of Fibr-Plast through TJS Plastics (See Note 3). In addition, management has filed a registration statement with the Securities and Exchange Commission and intends to raise capital through a registered stock offering. The capital raised will allow the Company to invest in additional Fibr-Plast plant facilities and to continue operations. The Company's ability to continue as a going concern depends on its ability to raise sufficient capital and to ultimately achieve profitable operations. The accompanying financial statements do not include any adjustments resulting from this uncertainty.


NOTE 9 - SUBSEQUENT EVENT

On August 1, 2001, the Company entered into a three-year employment agreement under which the position of Senior Vice President was filled. The Company granted rights to purchase shares of common stock as follows: 140,000 shares upon signing the agreement; 500,000 shares on or after June 30, 2002; 500,000 shares on or after December 31, 2002; and 500,000 shares on or after June 30, 2003. The option price is $.00002 per share. Unexercised options will expire June 30, 2004.

The total value of the stock grant of $410,000 is determined using estimated fair value of the stock of $.25 per share. Compensation expense resulting from the stock grant will be $160,000 in 2002 and $125,000 in each of 2003 and 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

                  Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

I.

                  (a)      IDENTIFICATION OF EXECUTIVE OFFICERS AND DIRECTORS

      NAME                                AGE                    POSITIONS
      ----                                ---                    ---------
Thomas G. Watson                           57    President, Treasurer and Director
Joseph Francella                           48    Executive Vice President, Secretary and Director
Tony Felitsky                              40    Senior Vice President

         Mr. Watson has been a director since April 1998. Mr. Francella became a director in July 1998. Each of their terms expires at the next Annual Meeting of Stockholders. No family relationship exists between our directors or executive officers. Mr. Watson, Wayne Ford and Thomas Johns may each be deemed to be a founder of our company. Upon our receipt of the net proceeds of this offering, each person named in the table intends to devote substantially all of his working time to us.

         THOMAS G. WATSON has been our President since June 1999. Prior to that time and since April 1998, Mr. Watson was our Executive Vice President and Secretary. Mr. Watson has been our Treasurer since April 1998. Since 1990, Mr. Watson has been President and a Director of Neodyne Drilling Corp.

         JOSEPH FRANCELLA has been our Executive Vice President and Secretary since June 1999. Prior to that time and since July 1998, Mr. Francella was our Vice President. Since February 1995, Mr. Francella has been a self-employed consultant to small businesses. From January 1997 through September 1998, Mr. Francella was the President of Jax International, Inc. and its subsidiaries, builders of low cost housing, which terminated their operations in 1998. The American Dream Corporation, a subsidiary of Jax, filed a voluntary petition of bankruptcy in December 1997, which was subsequently voluntarily withdrawn.

         TONY FELITSKY has been our Senior Vice President since August 2001. Prior to that time and since May 2000, Mr. Felitsky was a Senior Project Manager for Williams Communications. From February 1998 to February 2000, Mr. Felitsky was a Project Manager/Senior consultant for SPR, Inc., an Information Technology Consulting company. From January 1997 to February 1998, Mr. Felitsky was a Project Manager for Blue Cross/Blue Shield of Oklahoma. Prior to that time Mr. Felitsky was a Senior Systems Analyst/Project Manager for Blue Cross/Blue Shield of Kansas. Mr. Felitsky filed for personal bankruptcy in February 2002.

                  (b)      IDENTIFY SIGNIFICANT EMPLOYEES

                  Not applicable

                  (c)      FAMILY RELATIONSHIPS

           There are no family relationships between any of the Company's directors or executive officers.

                  (d)      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         Other than as described above, during the last five years, none of the following events occurred with respect to any executive officer or director of the Company as of the date hereof.

         (i) Any bankruptcy petition was filed by or against any business of which such person was a general partner or an executive officer at or within two years before the time of such filing;

         (ii) Any conviction in a criminal proceeding or being subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

         (iii) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

         (iv) Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

         II.      SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Not applicable.

ITEM 10. EXECUTIVE COMPENSATION

         The following table (the "Summary Table") sets forth the salary, bonus and other annual compensation earned by (i) our chief executive officer and (ii) our four most highly compensated executive officers other than the chief executive officer who served as such on June 30, 2001 and whose total annual salary and bonus exceeded $100,000 (the "Named Officer"):

                                                                       ANNUAL COMPENSATION
                                                                       -------------------
            NAME                    FISCAL YEAR ENDED JUNE 30                 SALARY
            ----                    -------------------------          -------------------
Thomas G. Watson                               2001                          $52,000
                                               2000                          $52,000
                                               1999                          $37,000

         No individual grants of stock options were made during any of the fiscal years referred to in the Summary Table to the Named Officer and the Named officer did not exercise any such options during any of those fiscal years.

         During the fiscal years ended June 30, 2001, June 30, 2000, and June 30, 1999, no other compensation not otherwise referred to herein was paid or awarded by us to the Named Officer, the aggregate amount of which compensation, with respect to the Named Officer, exceeded the lesser of $50,000 or 10% of the annual salary reported in the Summary Table for such person.

         There are no standard or other arrangements pursuant to which any of our directors is or was compensated during the our last fiscal year for services as a director, for committee participation or special assignments.

         In September 1999, we entered into five-year employment agreements with Messrs. Watson and Francella each of which provides for a salary of $52,000 per year and any increase and bonus that may be awarded by our Board of Directors. Each agreement, as well as the agreement with Mr. Felitsky described below, also provides that we will pay for a leased automobile. In August 2001 we entered into a three year Employment Agreement with Mr. Felitsky which provides for a base salary of $52,000 per year and any increase and bonus that may be awarded by our Board of Directors. Mr. Felitsky's permitted him to purchase 140,000 shares of our common stock for at $.00002 per share, which he did purchase. Mr. Felitsky will also receive an option to buy up to 500,000 additional shares on each of June 30, 2002, December 31, 2002 and June 30, 2003 at $.00002 per share. The options will expire on June 30, 2004.

         We do not have any compensatory plan or arrangement, including payments to be received from us with respect to any person named in the Summary Table, which plan or arrangement results or will result from the resignation, retirement or any other termination of such person's employment with us and our subsidiaries or from a change in control of us or a change in such person's responsibilities following a change in control and the amount involved, including all periodic payments or installments, exceeds $100,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                  RELATED STOCKHOLDER MATTERS

         (a), (b)

         The following table sets forth certain information as of March 17, 2002 with respect to any person who is known to us to be the beneficial owner of more than 5% of our common stock which is the only class of our outstanding voting securities and as to each class of our equity securities beneficially owned by its directors and officers and directors as a group:


                                                             AMOUNT OF SHARES          APPROXIMATE PERCENT
               NAME OF BENEFICIAL OWNER(1)                 BENEFICIALLY OWNED(2)           OF CLASS(2)
               ---------------------------                 ---------------------       -------------------
      Thomas G. Watson                                           1,845,000                     15.7%
      Joseph Francella                                           2,000,000                     17.1%
      Tony Felitsky                                                 25,300(3)                       (3)
      Timothy M. Johns                                           1,000,000                      8.5%
      Stephanie Solodovnikov                                     1,000,000                      8.5%
      Officers and Directors as a Group (3 persons)              4,330,300(3)                 32.82%(3)

----------

(1) All of the persons named in the table can receive correspondence c/o Fibr-Plast Corporation, 3225 S. Norwood, Suite 100, Tulsa, OK 74135.

(2) Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. We have considered a person to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this prospectus upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by that person (but not those held by any other person) and which have been exercised or converted.

(3) Mr. Felitsky beneficially owns less than 1% of our outstanding common stock. The foregoing does not include an aggregate of 1,500,000 shares that Mr. Felitsky may purchase upon exercise of options to be issued to him commencing June 30, 2002.

         (c)      CHANGES IN CONTROL

                  We are not aware of any arrangement that may result in a change in control of us.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From April to October 1998, we issued 2,000,000 shares of common stock each to Wayne Ford, Thomas Johns and Thomas Watson for a nominal consideration.

         In April 1998, we entered into two-year consulting contracts with Messrs. Ford, Johns and Watson that provided for annual compensation of $30,000 plus reasonable expenses. The consulting contracts were subsequently superseded by employment agreements.

         From July to October 1998, we issued 2,000,000 shares of common stock to Mr. Francella for a nominal consideration.

         Prior to 2001, we made non-interest bearing advances as follows:

                           Wayne Ford                                           $64,572
                           Joseph Francella                                     $81,500
                           Thomas Johns                                         $14,575
                           Neodyne Drilling Corp.                               $ 2,600
                           Thomas Watson                                        $83,861

         The advances to Messrs. Francella and Watson were offset against salaries to which they were entitled but not paid. The amount that we advanced to Mr. Johns is less than the salary he would have received under his written agreement with us. The amount that was advanced to Mr. Ford is approximately the same as the salary he would have received under his written agreements with us. Messrs. Watson and Francella are officers and director and the majority stockholders of Neodyne.

         As of March 15, 2002, Mr. Watson and an affiliate had loaned us an aggregate $232,500 and Mr. Felitsky had loaned us $20,000. The loans are non-interest bearing and no repayment dates have been agreed upon.

         In May 1998, we entered into a sublease for office space and furniture with Mr. Watson and Thomas Johns for $2,950 per month who, in turn, subleased the office space from Neodyne. Our lease expired in March 2000. From April 2000 to July 2001 we subleased the office space and furniture from Neodyne on a month-to-month basis. Our monthly rent to Neodyne was $2,950 per month until September 2000 and $1,817 from October through December 2000. During that three-month period, we withheld rent payments equivalent to the outstanding advances we had made to Neodyne. Beginning in January 2001, the monthly rent was reduced to $950. The monthly rent payable by Neodyne for the office space is approximately $850. Since August 2001 we have paid the rent directly to the landlord.

         In September 1999, Mr. Ford's consulting contract was terminated by the mutual consent of Mr. Ford and us and replaced by a five-year employment agreement that provided for a salary of $52,000 per year and any increase and bonus that may be awarded by our Board of Directors. Mr. Ford resigned in April 2000.

         In March 2001, we entered into a Settlement Agreement with Mr. Ford and Jennifer Roden. We paid Mr. Ford and Ms. Roden an aggregate amount of $15,000 and they released us and our officers and directors from any claim that they may have had against them or us. Ms. Roden had previously filed a legal action against us seeking compensation for past services of approximately $5,000. In connection with the Settlement Agreement, Ms. Roden has dismissed that action. We released Mr. Ford and Ms. Roden from any claim that we may have against either of them. As part of the Settlement Agreement, Mr. Ford returned to us 2,000,000 shares of our common stock which we had issued to him and we paid Mr. Ford $40.

         Other than as otherwise set forth in this Annual Report on From 10-KSB, during the last two years there was no transaction or proposed transaction to which the Company was or is to be a party, in which any of the following persons had or is to have a direct or indirect material interest and the amount involved in the transaction or a series of similar transactions exceeded $60,000:

                  (1)      Any director or executive officer of the Company;

                  (2)      Any nominee for election as a director;

                  (3) Any security holder named in response to Item 11 hereof; and

                  (4) Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any person named in paragraphs (1), (2) or (3) of this
                           Item 12(a).

ITEM 13. EXHIBITS, LISTS AND REPORTS OF FORM 8-K

         (a)      EXHIBITS

          3.01    Certificate of Incorporation, as amended.**

          3.02    Bylaws, as amended.***

          4.01 Form of Specimen Stock Certificate for the Registrant's Common Stock.*

         10.01 Employment Agreement of September 1, 1999 between the Registrant and Thomas G. Watson.**

         10.02 Employment Agreement of September 1, 1999 between the Registrant and Joseph Francella.**

         10.03 Preincorporation Agreement of August 29, 2000 between Samuel Slavens, Inland Island, Inc. and the Registrant.*

         10.10 Settlement Agreement and Mutual Releases between Wayne Ford, Jennifer Roden, Thomas G. Watson, Joseph Francella and the Registrant of March 13, 2001.***

         10.11 Escrow Agreement and Amendment thereto between Community Bank & Trust Company and the Registrant.****

         10.12 First Amendment to Preincorporation Agreement between Samuel Slavens, Inland Island, Inc. and the Registrant dated December 12, 2001.*****

         10.13 Equipment Sale/Purchase Agreement of March 19, 2002 between Second Chance Plastics, Inc. and the Registrant.*****

----------

*        Filed as an exhibit to Amendment No. 1 to the Registration Statement.

**       Filed as an exhibit to the Registration Statement.

***      Filed as an exhibit to Amendment No. 2 to the Registration Statement.

****     Filed as an exhibit to Amendment No. 3 to the Registration Statement.

*****    Filed herewith.

         (b)      REPORTS ON FORM 8-K

                  Not applicable

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FIBR-PLAST CORPORATION.

                                       By: /s/ Thomas Watson
                                          --------------------------------------
                                          Thomas G. Watson, President

         Dated: April 2, 2002


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES                                              TITLE                           DATE
/s/ Thomas G. Watson                     Chief Executive Officer, Chief                 April 2, 2002*
                                         Financial and Accounting Officer
Thomas G. Watson                         and Director

/s/ Joseph Francella                     Director                                       April 2, 2002

Joseph Francella

                                  EXHIBIT INDEX

        EXHIBIT
        NUMBER                     DESCRIPTION
        -------                    -----------
          3.01    Certificate of Incorporation, as amended.**

          3.02    Bylaws, as amended.***

          4.01    Form of Specimen Stock Certificate for the Registrant's Common
                  Stock.*

         10.01    Employment Agreement of September 1, 1999 between the
                  Registrant and Thomas G. Watson.**

         10.02    Employment Agreement of September 1, 1999 between the
                  Registrant and Joseph Francella.**

         10.03    Preincorporation Agreement of August 29, 2000 between Samuel
                  Slavens, Inland Island, Inc. and the Registrant.*

         10.10    Settlement Agreement and Mutual Releases between Wayne Ford,
                  Jennifer Roden, Thomas G. Watson, Joseph Francella and the
                  Registrant of March 13, 2001.***

         10.11    Escrow Agreement and Amendment thereto between Community Bank
                  & Trust Company and the Registrant.****

         10.12    First Amendment to Preincorporation Agreement between Samuel
                  Slavens, Inland Island, Inc. and the Registrant dated December
                  12, 2001.*****

         10.13    Equipment Sale/Purchase Agreement of March 19, 2002 between
                  Second Chance Plastics, Inc. and the Registrant.*****

----------

*        Filed as an exhibit to Amendment No. 1 to the Registration Statement.

**       Filed as an exhibit to the Registration Statement.

***      Filed as an exhibit to Amendment No. 2 to the Registration Statement.

****     Filed as an exhibit to Amendment No. 3 to the Registration Statement.

*****    Filed herewith.