Form 10QSB
period 2001-09-30
FIBR PLAST CORP
filed 2002-04-26
CIK 1094592

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001

[ ]    TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period ________________ to ______________

                       Commission file number 333-89873

                            Fibr-Plast Corporation

    (Exact name of Small Business Issuer as specified in its charter)

                    OKLAHOMA                       73-1543658
        (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)        Identification No.)

                          3225 S. Norwood Ave, #100
                            Tulsa, Oklahoma 74135
                   (Address of principal executive offices)

                                (918)622-0696
               (Issuer's telephone number, including area code)

        Check whether the issuer (1)filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days.

                               Yes ___   No _x_

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,724,781 shares of $.00002 par value common stock as of April 23, 2002.

Transitional Small Business Issuer Disclosure Format (Check one):

                               Yes ___   No _x_


Part I - Financial Information


Financial Information:                                                     Page

        Item 1. Financial Statements

                Balance Sheet
                        September 30, 2001                                  F-1

                Statements of Operations
                        Three Months Ended September 30, 2001 and 2000      F-2

                Statements of Cash Flows
                        Three Months Ended September 30, 2001 and 2000      F-3

                Statements of Stockholders' Deficiency
                        for the period from inception (April 2, 1998)
                        to September 30, 2001                               F-4

                Notes to Financial Statements                               F-5

        Item 2. Management's Discussion and Analysis or Plan of Operation     2


Part II - Other Information


        Item 6. Exhibits and Reports on 8-K                                   4

        Signatures                                                            5


Part I - Financial Information


ITEM 1. FINANCIAL STATEMENTS

                            FIBR-PLAST CORPORATION
                        (A Development Stage Company)
                                BALANCE SHEET


                                                       September 30,
                                                           2001

Assets
Current assets:
Cash                                                 $       11,534
Prepaid expense                                               8,014
Total current assets                                         19,548


Certificate of deposit                                       30,000
Investments in joint venture                                160,000
Property and equipment, net                                  10,206
Accounts receivable - related parties                        13,167
Fibr-Plast patent, at cost                                    5,576
Deposits                                                      5,000
Other assets                                                 16,922
                                                         ----------
Total assets                                         $      260,419
                                                         ==========
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable                                     $       35,435
Accrued liabilities                                         132,960
Current portion of note payable                               9,559
Loans payable - related parties                              41,307
                                                         ----------
Total current liabilities                                   219,261

Note payable - bank                                          15,848
                                                         ----------
Total liabilities                                           235,109

Common stock issued subject to rescission                 1,153,069

Stockholders' deficiency:
Common stock - par value $.00002;                        25,000,000
shares authorized; 11,664,026 shares
issued including 4,706,026 shares
subject to rescission   139
Additional paid-in capital                                  272,815
Deficit accumulated during the development stage         (1,400,713)
                                                         ----------
Total stockholders' deficiency                           (1,127,759)
                                                         ----------
Total liabilities and stockholders' deficiency       $      260,419
                                                         ==========
See notes to financial statements.

                            FIBR-PLAST CORPORATION
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
            For three months ended September 30, 2001 and 2000 and
     For the Period from Inception (April 2, 1998) to September 30, 2001


                                        Three months ended                Inception
                                  ----------------------------       (April 2, 1998) to
                                  September 30,   September 30,         September 30,
                                      2001            2000                   2001
                                  -----------------------------------------------------
Interest income                $         700     $          -          $       1,512

Expenses:
        General and
administrative expenses              116,219           65,812              1,402,225
                                  ----------      -----------           ------------
Net loss                       $    (115,519)    $    (65,812)         $  (1,400,713)
                                  ==========      ===========           ============
Weighted average shares
outstanding,
including shares subject
to rescission                     11,740,767       11,364,467             10,141,032
                                  ==========      ===========           ============
Net loss per share,
basic and diluted              $        (.01)    $       (.01)         $        (.14)
                                  ==========      ===========           ============

                            FIBR-PLAST CORPORATION
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
            For three months ended September 30, 2001 and 2000 and
      for the Period from Inception (April 2, 1998) to September 30, 2001


                                                         Three months ended                Inception
                                                   ----------------------------       (April 2, 1998) to
                                                   September 30,   September 30,         September 30,
                                                       2001            2000                   2001

Cash Flows from Operating Activities
Net loss                                       $      (115,519)   $     (65,812)       $   (1,400,713)
Depreciation and amortization                            2,157            1,117                 9,391
Contribution of and shares issued
for services                                            35,000                -               191,584
Changes in:
Accounts receivable                                     (6,000)           8,850               (13,167)
Prepaid expense                                          3,007                -                (8,014)
Accrued liabilities                                     60,387          (30,177)              132,960
Accounts payable                                        (2,000)         (11,085)               35,435
Other assets                                                 -                -               (16,922)
                                                     ---------        ---------           -----------
Net cash used in operating activities                  (22,968)         (97,107)           (1,069,446)

Cash Flows from Investing Activities
Purchase of certificate of deposit                           -                -               (30,000)
Investment in joint venture                                  -                -               (10,000)
Purchase of property and equipment                           -                -               (17,701)
Fibr-Plast patent cost                                       -                -                (7,472)
Deposits                                                     -                -                (5,000)
                                                     ---------        ---------           -----------
Net cash used in investing activities                        -                -               (70,173)

Cash Flows from Financing Activities
Proceeds from sales of common stock                          -          115,050             1,084,439
Proceeds from Loans payable                             28,400                -                71,307
Payments on note payable                                (1,546)               -                (4,593)
                                                     ---------        ---------           -----------
Net cash provided by financing activities               26,854          115,050             1,151,153
                                                     ---------        ---------           -----------

Increase (decrease) in cash                              3,886           17,943                11,534

Cash, beginning of period                                7,648            1,091                     -
                                                     ---------        ---------           -----------
Cash, end of period                            $        11,534   $       19,034        $       11,534
                                                     ---------        ---------           -----------
Non-cash Investing and Financing Activities
Issuance of common stock for investment
in joint venture                               $             -   $            -        $      150,000
                                                     =========        =========           ===========

                            FIBR-PLAST CORPORATION
                        (A Development Stage Company)
                    STATEMENT OF STOCKHOLDERS' DEFICIENCY
     For the period from inception (April 2, 1998) to September 30, 2001


                                                                                           Deficit
                                                                                           Accumulated
                                                              Common      Additional       During the
                                       Common stock           Stock       Paid-in          Development
                                          Shares*             Amount      Capital          Stage                Total

                                       ------------       ---------       ----------       ----------        -----------

Issuance of shares to founders                  240      $      120      $         -      $         -       $        120
Issuance of shares to Urban
stockholders                                413,100               -                -                -                  -

Net loss                                          -               -                -         (119,175)          (119,175)
                                       ------------       ---------       ----------       ----------        -----------
Balance June 30, 1998                   413,340 120               -         (119,175)        (119,055)

Issuance of shares to founders
and affiliate                             7,999,760              40                -                -                 40

Sale of common stock                      1,364,126               -                -                -                  -

Net loss                                          -               -                -         (290,880)          (290,880)
                                       ------------       ---------       ----------       ----------        -----------
Balance June 30, 1999                     9,777,226             160                -         (410,055)          (409,895)

Net loss                                          -               -                -         (484,938)          (484,938)

Sale of common stock                      1,258,320               -                -                -                  -

Shares issued for services                  118,000               2           62,832                -             62,834
                                       ------------       ---------       ----------       ----------        -----------
Balance June30, 2000                     11,153,546             162           62,832         (894,993)          (831,999)

Shares issued for services                  100,000               2           24,998                -             25,000

Sale of common stock                      1,670,480               -                -                -                  -

Shares issued for investment                600,000              12          149,988                -            150,000

Founder shares repurchased
and retired                              (2,000,000)            (40)               -                -                (40)

Net loss                                          -               -                -         (390,201)          (390,201)
                                       ------------       ---------       ----------       ----------        -----------
Balance June30, 2001                     11,524,026      $      136      $   237,818      $(1,285,194)      $ (1,047,240)

Shares issued for services                  140,000               3           34,997                -             35,000

Net loss                                          -               -                -         (115,519)          (115,519)
                                       ------------       ---------       ----------       ----------        -----------
Balance September 30, 2001                11,664,026      $      139      $   272,815      $(1,400,713)      $ (1,127,759)
                                       ============       =========       ==========       ==========        ===========

* Including shares issued subject to rescission.


                            FIBR-PLAST CORPORATION
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                              September 30, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading.


NOTE 2 - DESCRIPTION OF THE BUSINESS

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

NOTE 3 - DEBT

Long-term debt consists of a note payable to a bank with monthly payments of $924 including interest at 6.75% through February2004.

Maturities of long-term debt are as follows:

2002            $        9,559
2003                    10,226
2004                     5,622
                        ------
                $       25,407


NOTE 4 - COMMITMENTS AND CONTINGENCIES

From November 1998 to September 30, 2001, the Company sold 4,706,026 shares of its common stock for cash and in-kind consideration aggregating $1,153,069. The sale of these shares may not have complied with applicable securities laws. The purchasers may be able to compel the Company to rescind the purchases and pay interest. Management intends to make a rescission offer. Until the offer for rescission has been extended and declined, the cash and in-kind consideration received from these stock sales will be reported as a liability.

In August2000, the Company entered into an agreement to establish a corporate joint venture, to be owned 50% by the Company, for the purpose of constructing and operating a Fibr-Plast manufacturing facility. The joint venture partner is responsible for furnishing plant and equipment, providing start-up operating capital, and obtaining joint venture debt. The Company will provide a non-exclusive license to use the Fibr-Plast name, furnish manufacturing technology, and provide marketing and sales services.After making provisions for retiring indebtedness, joint venture net income shall be split equally.

The Company issued to the joint venture partner 600,000 shares of its common stock in consideration of its joint venture interest. In December2001, the joint venture agreement was amended. The joint venture partner agreed to return 300,000 shares of the Company common stock previously issued. The joint venture partner will receive options for an additional 300,000 shares at $1.00 per share, to be issued within twenty-four months after the joint venture has first had three consecutive months of positive earnings. The Company agreed to pay the joint venture partner $30,000, and an additional $70,000 on or before September1, 2002.

On August1, 2001, the Company entered into a three-year employment agreement under which the position of Senior Vice President was filled. The Company granted rights to purchase shares of common stock as follows: 140,000 shares upon signing the agreement, 500,000 shares on or after June30, 2002; 500,000 shares on or after December31, 2002; and 500,000 shares on or after June30, 2003. The option price is $.00002 per share. Unexercised options will expire June30, 2004. The total value of the stock grant of $410,000 is determined using estimated fair value of the stock of $.25 per share. Compensation expense resulting from the stock grant will be $160,000 in 2002 and $125,000 in each of 2003 and 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report. The discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report.

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


PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)     Not applicable.

(b)     Not applicable.

(c) On August 1, 2001, we sold 140,000 shares of our common stock and granted options to him for the purchase an aggregate of 1,500,000 additional shares of our common stock to Tony Felitsky pursuant to our Employment Agreement with him. The response to Item 10 of our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001 as it relate to such transaction is hereby incorporated by reference. No principal underwriters were utilized in connection with the sale. We claimed exemption from registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, inasmuch as no public offering was involved.

(d) Our Securities Act registration statement, file no. 333-89873, became effective on July 13, 2001. None of the information referred to in paragraphs (f)(2) through (f)(4) of Item 701 of Regulation S-B has changed since the filing of our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FROM 8-K

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

        10.04 Employment Agreement of August 1, 2001 between Tony R. Felisky and the Registrant

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

        10.12 First Amendment to Preincorporation Agreement between Samuel Slavens, Inland Island, Inc. and the Registrant dated December 12, 2001.*****

        10.13 Equipment Sale/Purchase Agreement of March 19, 2002 between Second Chance Plastics, Inc. and the Registrant.*****

        10.14 Employment Agreement of August 1, 2001 between Tony Felitsky and the Registrant.******


__________________

        - Filed as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on form SB-2, file number 333-89873.

        **      Filed as an exhibit to the Registration Statement.

        ***     Filed as an exhibit to Amendment No. 2 to the Registration
                Statement.

        ****    Filed as an exhibit to Amendment No. 3 to the Registration
                Statement.

        ***** Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

        ******  Filed herewith.


(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fibr-Plast, Inc.

By: /s/ Thomas G. Watson
        ----------------
        Thomas G. Watson
        Chief Executive Officer and Chief Financial Officer

Date:   April 26, 2002