Form 10QSB
period 2001-12-31
FIBR PLAST CORP
filed 2002-05-03
CIK 1094592

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

          [x]     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2001

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

        Check whether the issuer(1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _x_     No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,724,781 shares of $.00002 par value common stock as of May 1, 2002.

Transitional Small Business Issuer Disclosure Format (Check one):

                               Yes ___     No _x_

Part I - Financial Information                                        Page


Financial Information:

        Item 1.    Financial Statements

                Balance Sheet
                        December 31, 2001                               3

                Statements of Operations
                        Three Months Ended December 31, 2001 and
                          Six Months Ended December 31, 2001            4

                Statements of Cash Flows
                        Six Months Ended December 31, 2001              5

                Statements of Stockholders' Deficiency
                        For the period from inception (April 2, 1998)
                        to December 31, 2001                            6

                Notes to Financial Statements                           7

        Item 2.

                Management's Discussion and Analysis of the Financial
                        Condition and Results of Operation              8


                           Part II - Other Information


        Item 6.    Exhibits and Reports on 8-K

        Signatures                                                      9




Part I - Financial Information

                            FIBR-PLAST CORPORATION
                        (A Development Stage Company)
                                BALANCE SHEETS


                                                                  December 31,
                                                                     2001
                                                                  ------------
Assets
Current assets:
Cash and cash equivalents                                      $        12,049
Prepaid expense                                                          5,344
                                                                    ----------
Total current assets                                                    17,393


Certificate of deposit                                                  30,000
Investments in joint venture                                           130,000
Property and equipment, net                                             22,842
Accounts receivable - related parties                                   48,367
Fibr-Plast patent, at cost                                               5,450
Deposits                                                                 5,000
Other assets                                                            16,922
                                                                    ----------
Total assets                                                   $       275,974
                                                                    ==========
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable                                               $        31,286
Accrued liabilities                                                    209,009
Current portion of note payable                                          9,559
Loans payable - related parties                                        149,307
                                                                    ----------
Total current liabilities                                              399,161

Note payable - bank                                                     18,496
                                                                    ----------
Total liabilities                                                      417,657

Common stock issued subject to rescission                            1,168,069

Stockholders' deficiency:
Common stock - par value $.00002; 25,000,000 shares authorized;
11,371,526 shares issued including 4,706,026 shares subject
to rescission                                                              133
Additional paid-in capital                                             197,821
Deficit accumulated during the development stage                    (1,507,706)
                                                                    ----------
Total stockholders' deficiency                                      (1,309,752)
                                                                    ----------
Total liabilities and stockholders' deficiency                 $       275,974
                                                                    ==========


                            FIBR-PLAST CORPORATION
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
              For three months ended December 31, 2001 and 2000
                 Six months ended December 31, 2001 and 2000
    and for the Period from Inception (April 2, 1998) to December 31, 2001



                                                                                                       Inception
                                         Three months ended             Six months ended            (April 2, 1998) to
                                   December 31,    December 31,    December 31,    December 31,        December 31,
                                        2001           2000           2001            2000                 2001
                                  ----------       ----------       ----------    ----------            -----------
Revenue                         $          -     $          -     $        700  $          -          $       1,512

Expenses:
General and
administrative expenses              106,993          100,685          223,212       166,497              1,509,218
                                  ----------       ----------       ----------    ----------            -----------
Net loss                        $   (106,993)    $   (100,685)    $   (222,512) $   (166,497)         $  (1,507,706)
                                  ==========       ==========       ==========    ==========            ===========
Weighted average shares
outstanding,
including shares
subject to rescission             11,567,912       11,925,186       11,701,418    11,710,739             10,241,317
                                  ----------       ----------       ----------    ----------            -----------
Net loss per share,
basic and diluted               $       (.01)    $       (.01)    $       (.02) $       (.01)         $        (.15)
                                  ==========       ==========       ==========    ==========            ===========



                            FIBR-PLAST CORPORATION
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
              For six months ended December 31, 2001 and 2000 and
       for the Period from Inception (April 2, 1998) to December 31, 2001


                                                                                      Inception
                                                       Six months ended            (April 2, 1998) to
                                                  December 31,    December 31,        December 31,
                                                     2001            2000                 2001
                                                   ----------    ----------            -----------

Cash Flows from Operating Activities
Net loss                                         $  (222,512)  $  (166,497)         $  (1,507,706)
Depreciation and amortization                          4,312         1,979                 11,546
Contribution of and shares issued
for services                                          50,000             -                206,584
Changes in:
Accounts receivable                                  (41,200)       14,016                (48,367)
Prepaid expense                                        6,012             -                 (5,344)
Accrued liabilities                                  136,437       (39,259)               209,009
Accounts payable                                      (6,150)      (11,148)                31,286
Other assets                                               -             -                (16,922)
                                                   ---------      --------             ----------
Net cash used in operating activities                (73,101)     (200,909)            (1,119,914)

Cash Flows from Investing Activities
Purchase of certificate of deposit                         -             -                (30,000)
Investment in joint venture                          (45,000)            -                (55,000)
Purchase of property and equipment                   (15,000)            -                (32,366)
Fibr-Plast patent cost                                     -             -                 (7,472)
Deposits                                                   -             -                 (5,000)
                                                   ---------      --------             ----------
Net cash used in investing activities                (60,000)            -               (129,838)

Cash Flows from Financing Activities
Proceeds from sales of common stock                        -       330,920              1,084,439
Proceeds from Loans payable                          141,400             -                184,307
                                                   ---------      --------             ----------
Payments on note payable                              (3,898)            -                 (6,945)

Net cash provided by financing activities            137,502       330,920              1,261,801
Increase (decrease) in cash                            4,401       130,011                 12,049

Cash, beginning of period                              7,648         1,091                      -
                                                   ---------      --------             ----------
Cash, end of period                              $    12,049   $   131,102           $     12,049
                                                   =========      ========             ==========
Non-Cash Investing and Financing Activities
Issuance of common stock for investment
in joint venture                                 $   (75,000)  $         -           $     75,000
                                                   =========      ========             ==========
Issuance of common stock for fixed assets        $    15,000   $         -           $     15,000
                                                   =========      ========             ==========



                            FIBR-PLAST CORPORATION
                        (A Development Stage Company)
                    STATEMENT OF STOCKHOLDERS' DEFICIENCY
       For the period from inception (April 2, 1998) to December 31, 2001



                                                                                           Deficit
                                                                                           Accumulated
                                                              Common      Additional       During the
                                       Common stock           Stock       Paid-in          Development
                                          Shares*             Amount      Capital          Stage                Total
                                       ------------       ---------       ----------       ----------        -----------

Issuance of shares to founders                  240       $     120       $        -       $        -        $       120
Issuance of shares to Urban
stockholders                                413,100               -                -                -                  -

Net loss                                          -               -                -         (119,175)          (119,175)
                                        -----------        --------        ---------        ---------          ---------
Balance June 30, 1998                       413,340             120                -         (119,175)          (119,055)

Issuance of shares to founders
and affiliate                             7,999,760              40                -                -                 40

Sale of common stock                      1,364,126               -                -                -                  -

Net loss                                          -               -                -         (290,880)          (290,880)
                                        -----------        --------        ---------        ---------          ---------
Balance June 30, 1999                     9,777,226             160                -         (410,055)          (409,895)

Net loss                                          -               -                -         (484,938)          (484,938)

Sale of common stock                      1,258,320               -                -                -                  -

Shares issued for services                  118,000               2           62,832                -             62,834
                                        -----------        --------        ---------        ---------          ---------
Balance June 30, 2000                    11,153,546             162           62,832         (894,993)          (831,999)

Shares issued for services                  100,000               2           24,998                -             25,000

Sale of common stock                      1,670,480               -                -                -                  -

Shares issued for investment                600,000              12          149,988                -            150,000

Founder shares repurchased
and retired                              (2,000,000)            (40)               -                -                (40)

Net loss                                          -               -                -         (390,201)          (390,201)
                                        -----------        --------        ---------        ---------          ---------
Balance June 30, 2001                    11,524,026        $    136     $    237,818     $ (1,285,194)      $ (1,047,240)

Shares issued for services                  140,000               3           34,997                -             35,000

Exchange of common stock
for assets                                    7,500               -                -                -                  -

Joint venture amendment                    (300,000)             (6)         (74,994)               -            (75,000)

Net loss                                          -               -                -         (222,512)          (222,512)
                                        -----------        --------        ---------        ---------          ---------
Balance December 31, 2001                11,371,526        $    133     $    197,821     $ (1,507,706)      $ (1,309,752)
                                        ===========        ========        =========        =========          =========

* Including shares issued subject to rescission.



                            FIBR-PLAST CORPORATION
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

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


Note 3 - Debt

Long-term debt consists of a note payable to a bank with monthly payments of $924 including interest at 6.75% through February2004.

Maturities of long-term debt are as follows:

2002            $        9,559
2003                    10,226
2004                     8,270
                        ------
                $       28,055

Note 4 - Commitments and Contingencies

From November 1998 to December 31, 2001, the Company sold 4,706,026 shares of its common stock for cash and in-kind consideration aggregating $1,153,069. The sale of these shares may not have complied with applicable securities laws. The purchasers may be able to compel the Company to rescind the purchases and pay interest. Management intends to make a rescission offer. Until the offer for rescission has been extended and declined, the cash and in-kind consideration received from these stock sales will be reported as a liability.

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

PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

a)      Not applicable.

b)      Not applicable.

c)      On December 18, 2001, we sold 7,500 shares of our common stock to Joe
        C. Cooper in consideration of a boat. No principal underwriters were utilized in connection with the sale. We claimed exemption from registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, inasmuch as no public offering was involved.

d) Our Securities Act registration statement, file no. 333-89873, became effective on July 13, 2001. None of the information referred to in paragraphs (f)(2) through (f)(4) of Item 701 of Regulation S-B has changed since the filing of our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

Item 6. Exhibits and Reports on From 8-K

a)      Exhibits

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

****** Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period year ended September 30, 2001.

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

Date:   May 3, 2002