Form 10QSB
period 2002-03-31
FIBR PLAST CORP
filed 2002-05-15
CIK 1094592

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002

[ ]     TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period ________________ to ______________

                       Commission file number333-89873

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

                                (918) 622-0696
               (Issuer's telephone number, including area code)

        Check whether the issuer(1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days.

                             Yes  _x_      No  ___

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,720,026 shares of $.00002 par value common stock as of May 15, 2002.

        Transitional Small Business Issuer Disclosure Format (Check one):

                             Yes  ___      No  _x_



                        Part I - Financial Information                      Page


Financial Information:

   Item 1.    Financial Statements

                Balance Sheet
                        March 31, 2002                                       F-3

                Statements of Operations
                        Three Months Ended March 31, 2002 and 2001 and
                          Nine Months Ended March 31, 2002 and 2001 and
                          Inception (April 28, 1998) to March 31, 2002       F-4

                Statements of Cash Flows
                        Nine Months Ended March 31, 2002 and 2001 and
                          Inception (April 28, 1998) to March 31, 2002       F-5

                Statement of Stockholders' Deficiency
                        For the period from inception (April 2, 1998)
                        to March 31, 2002                                    F-6

                Notes to Financial Statements                          F-7 - F-8



   Item 2.    Management's Discussion and Analysis of the Financial          F-9
              Condition and Results of Operation


                           Part II - Other Information                      F-10


   Item 6.    Exhibits and Reports on 8-K                                   F-11

   Signatures                                                               F-12

                            FIBR-PLAST CORPORATION
                        (A Development Stage Company)
                                BALANCE SHEET


                                                                      March 31,
                                                                         2002
                                                                     ---------
Assets
Current assets:
Cash and cash equivalents                                          $    16,276
Prepaid expense                                                          5,344
                                                                     ---------
Total current assets                                                    21,620


Certificate of deposit                                                  30,000
Investments in joint venture                                           134,660
Property and equipment, net                                            655,216
Accounts receivable - related parties                                   72,367
Fibr-Plast patent, at cost                                               5,156
Deposits                                                                 5,000
Note receivable                                                          5,006
Other assets                                                            14,250
                                                                     ---------
Total assets                                                       $   943,275
                                                                     =========
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable                                                        26,251
Accrued liabilities                                                    248,009
Current portion of note payable                                         16,590
Loans payable - related parties                                        257,907
                                                                     ---------
Total current liabilities                                              548,757

Notes payable                                                           30,489
                                                                     ---------
Total liabilities                                                      579,246

Common stock issued subject to rescission                            1,153,069

Stockholders' deficiency:
Common stock - par value $.00002; 25,000,000 shares authorized;
11,720,026 shares issued including 4,721,526 shares subject
to rescission                                                              134
Additional paid-in capital                                             909,820
Deficit accumulated during the development stage                    (1,698,994)
                                                                     ---------
Total stockholders' deficiency                                        (789,040)
                                                                     ---------
Total liabilities and stockholders' deficiency                     $   943,275
                                                                     =========

                            FIBR-PLAST CORPORATION
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                For three months ended March 31, 2002 and 2001
                  Nine months ended March 31, 2002 and 2001
     and for the Period from Inception (April 2, 1998) to March 31, 2002


                                   Three months ended                    Nine months ended              Inception
                              -----------------------------        ----------------------------     (April 2, 1998) to
                                March 31,       March 31,            March 31,       March 31,           March 31,
                                  2002            2001                 2002            2001                2002
                              -----------       -----------        -----------      -----------        ------------
Revenue                      $         98      $          -       $        798     $          -       $       1,610

Expenses:
General and
administrative expenses           191,386           156,525            414,598          323,022           1,700,604
                              -----------       -----------        -----------      -----------        ------------
Net loss                     $   (191,288)     $   (156,525)      $   (413,800)    $   (323,022)      $  (1,698,994)
                              ===========       ===========        ===========      ===========        ============
Weighted average shares
outstanding,
including shares
subject to rescission        $ 11,375,398      $ 11,833,546       $ 11,655,500     $ 11,830,604       $  10,314,275
                              ===========       ===========        ===========      ===========        ============
Net loss per share,
basic and diluted            $       (.02)     $       (.01)      $       (.04)    $       (.03)      $        (.16)
                              ===========       ===========        ===========      ===========        ============


                            FIBR-PLAST CORPORATION
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
               For nine months ended March 31, 2002 and 2001 and
        for the Period from Inception (April 2, 1998) to March 31, 2002


                                                              Nine months ended                Inception
                                                        ----------------------------       (April 2, 1998) to
                                                          March 31,       March 31,             March 31,
                                                            2002            2001                  2002
                                                        -----------      -----------          ------------
Cash Flows from Operating Activities
Net loss                                               $   (413,800)    $   (323,022)        $  (1,698,994)
Depreciation and amortization                                30,213            5,449                39,095
Contribution of and shares issued
for services                                                115,000                -               271,584
Changes in:
Accounts receivable                                         (65,200)          12,372               (72,367)
Prepaid expense                                               7,460                -               (19,594)
Accrued liabilities                                         175,437           16,337               248,009
Accounts payable                                            (10,628)         (15,311)               26,251
Other assets                                                 (5,006)               -                (5,006)
                                                        -----------      -----------          ------------
Net cash used in operating activities                      (166,524)        (304,175)           (1,211,022)

Cash Flows from Investing Activities
Purchase of certificate of deposit                                -                -               (30,000)
Investment in joint venture                                 (49,660)               -               (59,660)
Purchase of property and equipment                          (40,313)         (32,549)              (59,995)
Fibr-Plast patent cost                                            -                -                (7,472)
Deposits                                                          -           (5,000)               (5,000)
                                                        -----------      -----------          ------------
Net cash used in investing activities                       (89,973)         (37,549)             (162,127)

Cash Flows from Financing Activities
Proceeds from sales of common stock                               -          416,731             1,084,439
Proceeds from loans payable                                 265,312           29,233               312,118
Payments on note payable                                       (187)               -                (7,132)
                                                        -----------      -----------          ------------
Net cash provided by financing activities                   265,125          445,964             1,389,425
                                                        -----------      -----------          ------------
Increase (decrease) in cash                                   8,628          104,240                16,276

Cash, beginning of period                                     7,648            1,091                     -
                                                        -----------      -----------          ------------
Cash, end of period                                  $       16,276      $   105,331        $       16,276
                                                        ===========      ===========          ============
Non-Cash Investing and Financing Activities
Issuance of common stock for investment
in joint venture                                     $      (75,000)     $         -        $       75,000
                                                        ===========      ===========          ============
Issuance of common stock for fixed assets            $      632,000      $         -        $      632,000
                                                        ===========      ===========          ============


                            FIBR-PLAST CORPORATION
                        (A Development Stage Company)
                    STATEMENT OF STOCKHOLDERS' DEFICIENCY
       For the period from inception (April 2, 1998) to March 31, 2002




                                                                                            Deficit
                                                                                            Accumulated
                                                                           Additional       During the
                                         Common Stock     Common Stock      Paid-in         Development
                                            Shares*           Amount        Capital         Stage               Total
                                          ----------       ----------       ---------       -----------         --------

Issuance of shares to founders                   240       $      120       $       -      $          -     $        120
Issuance of shares to Urban
stockholders                                 413,100                -               -                 -                -

Net loss                                           -                -               -          (119,175)        (119,175)
                                          ----------       ----------       ---------       -----------         --------
Balance June 30, 1998                        413,340              120               -          (119,175)        (119,055)

Issuance of shares to founders
and affiliate                              7,999,760               40               -                 -               40

Sale of common stock                       1,364,126                -               -                 -                -

Net loss                                           -                -               -          (290,880)        (290,880)
                                          ----------       ----------       ---------       -----------         --------
Balance June 30, 1999                      9,777,226              160               -          (410,055)        (409,895)

Net loss                                           -                -               -          (484,938)        (484,938)

Sale of common stock                       1,258,320                -               -                 -                -

Shares issued for services                   118,000                2          62,832                 -           62,834
                                          ----------       ----------       ---------       -----------         --------
Balance June 30, 2000                     11,153,546              162          62,832          (894,993)        (831,999)

Shares issued for services                   100,000                2          24,998                 -           25,000

Sale of common stock                       1,670,480                -               -                 -                -

Shares issued for investment                 600,000               12         149,988                 -          150,000

Founder shares repurchased
and retired                               (2,000,000)             (40)              -                 -              (40)

Net loss                                           -                -               -          (390,201)        (390,201)
                                          ----------       ----------       ---------       -----------         --------
Balance June 30, 2001                     11,524,026             $136       $ 237,818      $ (1,285,194)    $ (1,047,240)

Shares issued for services                   180,000                4         114,996                 -          115,000

Exchange of common stock
for assets                                   316,000                -         632,000                 -          632,000

Joint venture amendment                     (300,000)              (6)        (74,994)                -          (75,000)

Net loss                                           -                -               -          (413,800)        (413,800)
                                          ----------       ----------       ---------       -----------         --------
Balance March 31, 2002                    11,720,026       $      134       $ 909,820      $ (1,698,994)    $   (789,040)
                                          ==========       ==========       =========       ===========         ========

* Including shares issued subject to rescission.


                            FIBR-PLAST CORPORATION
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 2002


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

Note 3 - Debt

Long-term debt consists of a note payable to a bank with monthly payments of $924 including interest at 6.75% through February2004, and a note payable to Ford Motor Credit with monthly payments of $564 through February2005.

Maturities of long-term debt are as follows:

                                2002            $       16,590
                                2003                    16,997
                                2004                    12,207
                                2005                     1,285
                                                        ------
                                                $       47,079

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

On March 19, 2002, the Company entered into an agreement for the purchase of equipment for stock. The Company transferred 300,000 shares upon signing the agreement, with an option to purchase an additional 100,000 shares of stock at $2 per share at any time on or before March31, 2003. The Company recorded the equipment at $600,000, based on 300,000 shares at $2 per share. Management's estimate of the fair value of common stock at $2 per share is based on recent private transactions.

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

PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

(a)     Not applicable.

(b)     Not applicable.

(c)     On February 8, 2002, we sold 8,500 shares of our common stock to Joe
        C. Cooper in consideration of a truck. On January 6, 2002, we issued 40,000 shares of our common stock to Reginald West for services previously rendered. On March 18, 2002, we sold 300,000 shares of our common stock to Michaud Investments, Inc. in consideration of
        machinery and equipment.   No principal underwriters were utilized in
        connection with the sale. We claimed exemption from registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, inasmuch as no public offering was involved.

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

10.12 First Amendment to Preincorporation Agreement between Samuel Slavens, Inland Island, Inc. and the Registrant dated December 12, 2001.*****

10.13 Equipment Sale/Purchase Agreement of March 19, 2002 between Second Chance Plastics, Inc. and the Registrant.*****

10.14 Employment Agreement of August 1, 2001 between Tony Felitsky and the Registrant.******

__________________

* Filed as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on form SB-2, file number 333-89873 (the "Registration Statement").

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


Fibr-Plast, Inc.

By: /s/ Thomas G. Watson
        ----------------
Name:   Thomas G. Watson
Title:  Chief Executive Officer and Chief Financial Officer

Date:   May 15, 2002